Form 10-K
period 2019-12-31
CSAIL 2019-C15 Commercial Mortgage Trust
filed 2020-03-18
CIK 1763502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-227081-01

Central Index Key Number of the issuing entity: 0001763502

CSAIL 2019-C15 Commercial Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001654060

Credit Suisse Commercial Mortgage Securities Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001628601

Column Financial, Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001767304

Grass River Real Estate Credit Partners Loan Funding, LLC

(exact name of the sponsor as specified in its charter)

(d/b/a 3650 REIT)

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001722518

BSPRT CMBS Finance, LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4104385 38-4104386 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                        Accelerated filer                                                                         ☐

Non-accelerated filer         ⌧  (Do not check if a smaller reporting company)                                         Smaller reporting company                                                         ☐

                                                                                Emerging growth company                                                         ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Darden Headquarters Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and the Desert Marketplace Mortgage Loan, which constituted approximately 9.6%, 4.2% and 2.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Darden Headquarters Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the ExchangeRight Net Leased Portfolio 24 Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Desert Marketplace Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Darden Headquarters Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan and the Desert Marketplace Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Prudential - Digital Realty Portfolio Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The Prudential - Digital Realty Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Prudential - Digital Realty Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2018-BNK14 transaction, Commission File Number 333-206582-16 (the “BANK 2018-BNK14 Transaction”). This loan combination, including the Prudential - Digital Realty Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK14 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan, which constituted approximately 3.1% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the Georgetown Squared & Seattle Design Center Mortgage Loan or the Continental Towers Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the CSAIL 2018-C14 Commercial Mortgage Trust transaction, Commission File Number 333-207361-10 (the “CSAIL 2018-C14 Transaction”). These loan combinations, including the Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2018-C14 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Nebraska Crossing Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Nebraska Crossing Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Nebraska Crossing Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the UBS Commercial Mortgage Trust 2018-C14 transaction, Commission File Number 333-227784-01 (the “UBS 2018-C14 Transaction”). This loan combination, including the Nebraska Crossing Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C14 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the SITE JV Portfolio Mortgage Loan, which constituted approximately 6.0% of the asset pool of the issuing entity as of its cut-off date.  The SITE JV Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the SITE JV Portfolio Mortgage Loan and one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity. The other pari passu portion of the loan combination was securitized in the CSMC 2018-SITE Commercial Mortgage Trust transaction (the “CSMC 2018-SITE Transaction”). This loan combination, including the SITE JV Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2018-SITE Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 787 Eleventh Avenue Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The 787 Eleventh Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 787 Eleventh Avenue Mortgage Loan and four other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2019-787E transaction (the “SGCMS 2019-787E Transaction”). This loan combination, including the 787 Eleventh Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-787E Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Saint Louis Galleria Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The Saint Louis Galleria Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Saint Louis Galleria Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Saint Louis Galleria Mortgage Loan, was serviced under the pooling and servicing agreement for the Benchmark 2018-B8 Mortgage Trust transaction prior to the closing of the securitization of a pari passu portion of the Saint Louis Galleria loan combination in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”).  After the closing of the Benchmark 2019-B10 Transaction on April 11, 2019, this loan combination, including the Saint Louis Galleria Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 2 North 6th Place Mortgage Loan, which constituted approximately 4.1% of the asset pool of the issuing entity as of its cut-off date.  The 2 North 6th Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 2 North 6th Place Mortgage Loan and three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the 2 North 6th Place Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 2 North 6th Place loan combination in the Natixis Commercial Mortgage Securities Trust 2019-LVL transaction (the “NCMS 2019-LVL Transaction”).  After the closing of the NCMS 2019-LVL Transaction on April 23, 2019, this loan combination, including the 2 North 6th Place Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2019-LVL Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Nebraska Crossing Mortgage Loan and the special servicer of the SITE JV Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the SITE JV Portfolio Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan and the Prudential - Digital Realty Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 787 Eleventh Avenue Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan, the Prudential - Digital Realty Portfolio Mortgage Loan, the 2 North 6th Place Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Nebraska Crossing Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the SITE JV Portfolio Mortgage Loan, the Nebraska Crossing Mortgage Loan and the Prudential - Digital Realty Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan, the Nebraska Crossing Mortgage Loan and the Prudential - Digital Realty Portfolio Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Saint Louis Galleria Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the Saint Louis Galleria Mortgage Loan and the 2 North 6th Place Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Wells Fargo Bank, National Association acts as trustee of the Darden Headquarters Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Desert Marketplace Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the 2 North 6th Place Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2018-C14 Transaction, the pooling and servicing agreement for the Benchmark 2019-B10 Transaction and the trust and servicing agreement for the NCMS 2019-LVL Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Darden Headquarters Mortgage Loan, the ExchangeRight Net Leased Portfolio 24 Mortgage Loan, the Desert Marketplace Mortgage Loan the Nebraska Crossing Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the 2 North 6th Place Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Prudential - Digital Realty Portfolio Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan and the 787 Eleventh Avenue Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BANK 2018-BNK14 Transaction, the pooling and servicing agreement for the CSAIL 2018-C14 Transaction and the trust and servicing agreement for the SGCMS 2019-787E Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Prudential - Digital Realty Portfolio Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan and the 787 Eleventh Avenue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the SITE JV Portfolio Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan and the Prudential - Digital Realty Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Prudential - Digital Realty Portfolio Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan, the Nebraska Crossing Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the 2 North 6th Place Mortgage Loan and the SITE JV Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 787 Eleventh Avenue Mortgage Loan, the 2 North 6th Place Mortgage Loan and the Saint Louis Galleria Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the 2 North 6th Place Mortgage Loan and LNR Partners, LLC as special servicer of the Saint Louis Galleria Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan, KeyBank National Association, as the primary servicer of the 2 North 6th Place Mortgage Loan and the Saint Louis Galleria Mortgage Loan, Situs Holdings, LLC as special servicer of the 2 North 6th Place Mortgage Loan and LNR Partners, LLC as special servicer of the Saint Louis Galleria Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on March 6, 2019 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Prudential - Digital Realty Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2018-BNK14 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2018-BNK14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2018-C14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2018-C14 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2018-C14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Nebraska Crossing Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C14 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the SITE JV Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CSMC 2018-SITE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CSMC 2018-SITE Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSMC 2018-SITE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 787 Eleventh Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-787E Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the SGCMS 2019-787E Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SGCMS 2019-787E Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Saint Louis Galleria Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 2 North 6th Place Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-LVL Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2019-LVL Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2019-LVL Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1          Pooling and Servicing Agreement, dated as of March 1, 2019, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.2          Pooling and Servicing Agreement, dated as of September 1, 2018, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.3          Pooling and Servicing Agreement, dated as of November 1, 2018, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.4          Pooling and Servicing Agreement, dated as of December 1, 2018, by and among UBS Commercial Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.5          Trust and Servicing Agreement, dated as of December 6, 2018, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, U.S. Bank National Association, as Certificate Administrator, U.S. Bank National Association, Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.6          Trust and Servicing Agreement, dated as of February 20, 2019, by and among SG Commercial Mortgage Securities, LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.7          Pooling and Servicing Agreement, dated as of April 1, 2019, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.8          Trust and Servicing Agreement, dated as of April 23, 2019, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, and Wells Fargo Bank, National Association, as Trustee and as Certificate Administrator (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 24, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.9          Agreement Between Note Holders, dated as of December 21, 2018, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.10        Co-Lender Agreement, dated as of December 6, 2018, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.11        Agreement Between Noteholders, dated as of January 9, 2019, by and between Societe Generale Financial Corporation, Initial Note A-1A Holder, Societe Generale Financial Corporation, as Initial Note A-1B Holder, Societe Generale Financial Corporation, as Initial Note A-1C Holder, Societe Generale Financial Corporation, as Initial Note A-1D Holder, Societe Generale Financial Corporation, as Initial Note A-2 Holder, and Societe Generale Financial Corporation, as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.12        Agreement Between Note Holders, dated as of December 28, 2018, by and among Société Générale, Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.13        Amended and Restated Co-Lender Agreement, dated as of February 11, 2019, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-B Holder, and John Hancock Life Insurance Company (U.S.A.), as Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.14        Co-Lender Agreement, dated as of December 27, 2018, between Deutsche Bank AG, New York Branch, as Note A-1-A1 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A2 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A3 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A4 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A5 Holder, Société Générale, as Note A-2-A1 Holder, Société Générale Financial Corporation, as Note A-2-A2 Holder, Société Générale, as Note A-2-A3 Holder, Société Générale Financial Corporation, as Note A-2-A4 Holder, and Société Générale Financial Corporation, as Note A-2-A5 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.15        Agreement Among Note Holders, dated as of November 1, 2018, by and among Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, Column Financial, Inc., as Initial Note A-3 Holder, and Column Financial, Inc., as Initial Note A-4 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.16        Agreement Between Note Holders, dated as of August 9, 2018, by and among Column Financial, Inc., as Initial Agent, Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.17        Agreement Between Note Holders, dated as of December 12, 2018, by and between Société Générale, as Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.18        Agreement Between Note Holders, dated as of February 7, 2019, by and between Grass River Warehouse Facility Entity One, LLC, as Initial Note A-1 Holder, and Grass River Warehouse Facility Entity One, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.19        Agreement Between Note Holders, dated as of September 7, 2018, by and between Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

31           Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Park Bridge Lender Services LLC, as Operating Advisor

33.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Darden Headquarters Mortgage Loan (see Exhibit 33.1)

33.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Darden Headquarters Mortgage Loan (see Exhibit 33.1)

33.8        Wells Fargo Bank, National Association, as Trustee of the Darden Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

33.9        Wells Fargo Bank, National Association, as Custodian of the Darden Headquarters Mortgage Loan (see Exhibit 33.4)

33.10      Park Bridge Lender Services LLC, as Operating Advisor of the Darden Headquarters Mortgage Loan (see Exhibit 33.5)

33.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.1)

33.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.1)

33.13      Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.4)

33.15      Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 33.5)

33.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 33.1)

33.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 33.1)

33.18      Wells Fargo Bank, National Association, as Trustee of the Desert Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Wells Fargo Bank, National Association, as Custodian of the Desert Marketplace Mortgage Loan (see Exhibit 33.4)

33.20      Park Bridge Lender Services LLC, as Operating Advisor of the Desert Marketplace Mortgage Loan (see Exhibit 33.5)

33.21      Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

33.22      Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

33.23      Wilmington Trust, National Association, as Trustee of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24      Wells Fargo Bank, National Association, as Custodian of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.4)

33.25      Park Bridge Lender Services LLC, as Operating Advisor of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 33.5)

33.26      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan

33.27      National Tax Search, LLC, as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan

33.28      Wells Fargo Bank, National Association, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 33.21)

33.29      Rialto Capital Advisors, LLC, as Special Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 33.22)

33.30      Wilmington Trust, National Association, as Trustee of the Georgetown Squared & Seattle Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.31      Wells Fargo Bank, National Association, as Custodian of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 33.4)

33.32      Pentalpha Surveillance LLC, as Operating Advisor of the Georgetown Squared & Seattle Design Center Mortgage Loan

33.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 33.26)

33.34      National Tax Search, LLC, as Servicing Function Participant of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 33.27)

33.35      Wells Fargo Bank, National Association, as Primary Servicer of the Continental Towers Mortgage Loan (see Exhibit 33.21)

33.36      Rialto Capital Advisors, LLC, as Special Servicer of the Continental Towers Mortgage Loan (see Exhibit 33.22)

33.37      Wilmington Trust, National Association, as Trustee of the Continental Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.38      Wells Fargo Bank, National Association, as Custodian of the Continental Towers Mortgage Loan (see Exhibit 33.4)

33.39      Pentalpha Surveillance LLC, as Operating Advisor of the Continental Towers Mortgage Loan (see Exhibit 33.32)

33.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Continental Towers Mortgage Loan (see Exhibit 33.26)

33.41      National Tax Search, LLC, as Servicing Function Participant of the Continental Towers Mortgage Loan (see Exhibit 33.27)

33.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.1)

33.43      Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.22)

33.44      Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 33.4)

33.46      Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 33.5)

33.47      Wells Fargo Bank, National Association, as Primary Servicer of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.21)

33.48      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.1)

33.49      U.S. Bank National Association, as Trustee and Custodian of the SITE JV Portfolio Mortgage Loan

33.50      Park Bridge Lender Services LLC, as Operating Advisor of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.5)

33.51      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.26)

33.52      National Tax Search, LLC, as Servicing Function Participant of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.27)

33.53      Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.21)

33.54      AEGON USA Realty Advisors, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

33.55      Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.56      Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.4)

33.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.26)

33.58      National Tax Search, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.27)

33.59      KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

33.60      LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.61      Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.62      Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.63      Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.32)

33.64      KeyBank National Association, as Primary Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 33.59)

33.65      Situs Holdings, LLC, as Special Servicer of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.66      Wells Fargo Bank, National Association, as Trustee of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.67      Wells Fargo Bank, National Association, as Custodian of the 2 North 6th Place Mortgage Loan (see Exhibit 33.4)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Park Bridge Lender Services LLC, as Operating Advisor

34.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Darden Headquarters Mortgage Loan (see Exhibit 34.1)

34.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Darden Headquarters Mortgage Loan (see Exhibit 34.1)

34.8        Wells Fargo Bank, National Association, as Trustee of the Darden Headquarters Mortgage Loan (Omitted. See Explanatory Notes.)

34.9        Wells Fargo Bank, National Association, as Custodian of the Darden Headquarters Mortgage Loan (see Exhibit 34.4)

34.10      Park Bridge Lender Services LLC, as Operating Advisor of the Darden Headquarters Mortgage Loan (see Exhibit 34.5)

34.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.1)

34.12      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.1)

34.13      Wells Fargo Bank, National Association, as Trustee of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.4)

34.15      Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 34.5)

34.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 34.1)

34.17      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 34.1)

34.18      Wells Fargo Bank, National Association, as Trustee of the Desert Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Wells Fargo Bank, National Association, as Custodian of the Desert Marketplace Mortgage Loan (see Exhibit 34.4)

34.20      Park Bridge Lender Services LLC, as Operating Advisor of the Desert Marketplace Mortgage Loan (see Exhibit 34.5)

34.21      Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

34.22      Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

34.23      Wilmington Trust, National Association, as Trustee of the Prudential - Digital Realty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24      Wells Fargo Bank, National Association, as Custodian of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.4)

34.25      Park Bridge Lender Services LLC, as Operating Advisor of the Prudential - Digital Realty Portfolio Mortgage Loan (see Exhibit 34.5)

34.26      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan

34.27      National Tax Search, LLC, as Servicing Function Participant of the Prudential - Digital Realty Portfolio Mortgage Loan

34.28      Wells Fargo Bank, National Association, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 34.21)

34.29      Rialto Capital Advisors, LLC, as Special Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 34.22)

34.30      Wilmington Trust, National Association, as Trustee of the Georgetown Squared & Seattle Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.31      Wells Fargo Bank, National Association, as Custodian of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 34.4)

34.32      Pentalpha Surveillance LLC, as Operating Advisor of the Georgetown Squared & Seattle Design Center Mortgage Loan

34.33      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 34.26)

34.34      National Tax Search, LLC, as Servicing Function Participant of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 34.27)

34.35      Wells Fargo Bank, National Association, as Primary Servicer of the Continental Towers Mortgage Loan (see Exhibit 34.21)

34.36      Rialto Capital Advisors, LLC, as Special Servicer of the Continental Towers Mortgage Loan (see Exhibit 34.22)

34.37      Wilmington Trust, National Association, as Trustee of the Continental Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.38      Wells Fargo Bank, National Association, as Custodian of the Continental Towers Mortgage Loan (see Exhibit 34.4)

34.39      Pentalpha Surveillance LLC, as Operating Advisor of the Continental Towers Mortgage Loan (see Exhibit 34.32)

34.40      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Continental Towers Mortgage Loan (see Exhibit 34.26)

34.41      National Tax Search, LLC, as Servicing Function Participant of the Continental Towers Mortgage Loan (see Exhibit 34.27)

34.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.1)

34.43      Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.22)

34.44      Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 34.4)

34.46      Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 34.5)

34.47      Wells Fargo Bank, National Association, as Primary Servicer of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.21)

34.48      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.1)

34.49      U.S. Bank National Association, as Trustee and Custodian of the SITE JV Portfolio Mortgage Loan

34.50      Park Bridge Lender Services LLC, as Operating Advisor of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.5)

34.51      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.26)

34.52      National Tax Search, LLC, as Servicing Function Participant of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.27)

34.53      Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.21)

34.54      AEGON USA Realty Advisors, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

34.55      Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.56      Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.4)

34.57      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.26)

34.58      National Tax Search, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.27)

34.59      KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

34.60      LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.61      Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.62      Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.63      Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.32)

34.64      KeyBank National Association, as Primary Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 34.59)

34.65      Situs Holdings, LLC, as Special Servicer of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.66      Wells Fargo Bank, National Association, as Trustee of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.67      Wells Fargo Bank, National Association, as Custodian of the 2 North 6th Place Mortgage Loan (see Exhibit 34.4)

35           Servicer compliance statements.

35.1        Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Darden Headquarters Mortgage Loan (see Exhibit 35.1)

35.5        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Darden Headquarters Mortgage Loan (see Exhibit 35.1)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 35.1)

35.7        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the ExchangeRight Net Leased Portfolio 24 Mortgage Loan (see Exhibit 35.1)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 35.1)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 35.1)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

35.11      Rialto Capital Advisors, LLC, as Special Servicer of the Prudential - Digital Realty Portfolio Mortgage Loan

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 35.10)

35.13      Rialto Capital Advisors, LLC, as Special Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 35.11)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the Continental Towers Mortgage Loan (see Exhibit 35.10)

35.15      Rialto Capital Advisors, LLC, as Special Servicer of the Continental Towers Mortgage Loan (see Exhibit 35.11)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 35.1)

35.17      Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 35.11)

35.18      Wells Fargo Bank, National Association, as Primary Servicer of the SITE JV Portfolio Mortgage Loan (see Exhibit 35.10)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the SITE JV Portfolio Mortgage Loan (see Exhibit 35.1)

35.20      Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 35.10)

35.21      AEGON USA Realty Advisors, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.22      KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.23      LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.24      KeyBank National Association, as Primary Servicer of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.25      Situs Holdings, LLC, as Special Servicer of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

99.1        Mortgage Loan Purchase Agreement, dated as of February 28, 2019, between Credit Suisse Commercial Mortgage Securities Corp. and Column Financial, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein)

99.2        Mortgage Loan Purchase Agreement, dated as of February 28, 2019, between Credit Suisse Commercial Mortgage Securities Corp., Grass River Real Estate Credit Partners Loan Funding, LLC and Grass River Real Estate Credit Partners REIT, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein)

99.3        Mortgage Loan Purchase Agreement, dated as of February 28, 2019, between Credit Suisse Commercial Mortgage Securities Corp. and Societe Generale Financial Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein)

99.4        Mortgage Loan Purchase Agreement, dated as of February 28, 2019, between Credit Suisse Commercial Mortgage Securities Corp., BSPRT CMBS Finance, LLC and Benefit Street Partners Realty Trust, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Charles Y. Lee

Charles Y. Lee, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 17, 2020