Form 10-K
period 2023-12-31
CSAIL 2019-C15 Commercial Mortgage Trust
filed 2024-03-13
CIK 1763502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Rialto Capital Advisors, LLC is the special servicer of the Continental Towers Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan and the Nebraska Crossing Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

With respect to the pari passu loan combinations that include the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan, the Nebraska Crossing Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the 2 North 6th Place Mortgage Loan and the Saint Louis Galleria Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 and Argentic Services Company LP as special servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan and the Nebraska Crossing Mortgage Loan, Situs Holdings, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan and the 2 North 6th Place Mortgage Loan, KeyBank National Association as primary servicer of the Saint Louis Galleria Mortgage Loan and the 2 North 6th Place Mortgage Loan, LNR Partners, LLC as special servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 and Argentic Services Company LP as special servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, U.S. Bank Trust Company, National Association, as trustee and as certificate administrator, and U.S. Bank National Association, as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.6           Pooling and Servicing Agreement, dated as of April 1, 2019, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

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

33.2         3650 REIT Loan Servicing LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.48       U.S. Bank Trust Company, National Association, as Trustee of the SITE JV Portfolio Mortgage Loan

33.49       U.S. Bank National Association, as Custodian of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.48)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.5)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the SITE JV Portfolio Mortgage Loan (see Exhibit 33.31)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.26)

33.53       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

33.54       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.4)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.31)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.58       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

33.59       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (Omitted. See Explanatory Notes.)

33.60       Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.30)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.65       KeyBank National Association, as Primary Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 33.58)

33.66       Situs Holdings, LLC, as Special Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 33.53)

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

34.2         3650 REIT Loan Servicing LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.48       U.S. Bank Trust Company, National Association, as Trustee of the SITE JV Portfolio Mortgage Loan

34.49       U.S. Bank National Association, as Custodian of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.48)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.5)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the SITE JV Portfolio Mortgage Loan (see Exhibit 34.31)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.26)

34.53       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

34.54       Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.4)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.31)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.58       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

34.59       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (Omitted. See Explanatory Notes.)

34.60       Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.30)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.65       KeyBank National Association, as Primary Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 34.58)

34.66       Situs Holdings, LLC, as Special Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 34.53)

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

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 35.11)

35.20       Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (Omitted. See Explanatory Notes.)

35.23       Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (Omitted. See Explanatory Notes.)

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

/s/ Lawrence Chun

Lawrence Chun, Authorized Signatory

(senior officer in charge of securitization of the depositor)

Date: March 12, 2024