Form 10-K
period 2025-12-31
CSAIL 2019-C15 Commercial Mortgage Trust
filed 2026-03-19
CIK 1763502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The SITE JV Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the trust and servicing agreement for the CSMC 2018-SITE Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 787 Eleventh Avenue Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The 787 Eleventh Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 787 Eleventh Avenue Mortgage Loan, four other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2019-787E transaction (the “SGCMS 2019-787E Transaction”). This loan combination, including the 787 Eleventh Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-787E Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Saint Louis Galleria Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The Saint Louis Galleria Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Saint Louis Galleria Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Saint Louis Galleria Mortgage Loan, was serviced under the pooling and servicing agreement for the Benchmark 2018-B8 Mortgage Trust transaction prior to the closing of the securitization of a pari passu portion of the Saint Louis Galleria loan combination in the Benchmark 2019-B10 Mortgage Trust transaction, Commission File Number 333-226943-02 (the “Benchmark 2019-B10 Transaction”).  After the closing of the Benchmark 2019-B10 Transaction on April 11, 2019, this loan combination, including the Saint Louis Galleria Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2019-B10 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 2 North 6th Place Mortgage Loan, which constituted approximately 4.1% of the asset pool of the issuing entity as of its cut-off date.  The 2 North 6th Place Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 2 North 6th Place Mortgage Loan, three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the 2 North 6th Place Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 2 North 6th Place loan combination in the Natixis Commercial Mortgage Securities Trust 2019-LVL transaction (the “NCMS 2019-LVL Transaction”).  After the closing of the NCMS 2019-LVL Transaction on April 23, 2019, this loan combination, including the 2 North 6th Place Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2019-LVL Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Nebraska Crossing Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 787 Eleventh Avenue Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Trimont LLC is the primary servicer of the 787 Eleventh Avenue Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan on and after March 1, 2025. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Trimont LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Trimont LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Trimont LLC because Trimont LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the Nebraska Crossing Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan and the 787 Eleventh Avenue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan, the Nebraska Crossing Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the 2 North 6th Place Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan, the Nebraska Crossing Mortgage Loan, the 787 Eleventh Avenue Mortgage Loan, the 2 North 6th Place Mortgage Loan and the Saint Louis Galleria Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Saint Louis Galleria Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Trimont LLC as primary servicer of the 787 Eleventh Avenue Mortgage Loan, the Georgetown Squared & Seattle Design Center Mortgage Loan and the Continental Towers Mortgage Loan on and after March 1, 2025, Rialto Capital Advisors, LLC as special servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan, the Continental Towers Mortgage Loan and the Nebraska Crossing Mortgage Loan, Situs Holdings, LLC as special servicer of the 787 Eleventh Avenue Mortgage Loan and the 2 North 6th Place Mortgage Loan, KeyBank National Association as primary servicer of the Saint Louis Galleria Mortgage Loan and the 2 North 6th Place Mortgage Loan and Argentic Services Company LP as special servicer of the Saint Louis Galleria Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 787 Eleventh Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the SGCMS 2019-787E Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L  to the trust and servicing agreement for the SGCMS 2019-787E Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SGCMS 2019-787E Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Saint Louis Galleria Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B10 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 2 North 6th Place Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2019-LVL Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2019-LVL Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2019-LVL Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.4           Trust and Servicing Agreement, dated as of February 20, 2019, by and among SG Commercial Mortgage Securities, LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of April 1, 2019, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 16, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.6           Trust and Servicing Agreement, dated as of April 23, 2019, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Servicer, Situs Holdings, LLC, as Special Servicer, and Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 24, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.7           Agreement Between Note Holders, dated as of December 21, 2018, by and between Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.8           Agreement Between Noteholders, dated as of January 9, 2019, by and between Societe Generale Financial Corporation, as Initial Note A-1A Holder, Societe Generale Financial Corporation, as Initial Note A-1B Holder, Societe Generale Financial Corporation, as Initial Note A-1C Holder, Societe Generale Financial Corporation, as Initial Note A-1D Holder, Societe Generale Financial Corporation, as Initial Note A-2 Holder, and Societe Generale Financial Corporation, as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.9         Agreement Between Note Holders, dated as of December 28, 2018, by and among Société Générale, as Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.10         Amended and Restated Co-Lender Agreement, dated as of February 11, 2019, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Natixis Real Estate Capital LLC, as Note A-2 Holder, Natixis Real Estate Capital LLC, as Note A-3 Holder, Natixis Real Estate Capital LLC, as Note A-B Holder, and John Hancock Life Insurance Company (U.S.A.), as Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of December 27, 2018, between Deutsche Bank AG, New York Branch, as Note A-1-A1 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A2 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A3 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A4 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A5 Holder, Société Générale, as Note A-2-A1 Holder, Société Générale Financial Corporation, as Note A-2-A2 Holder, Société Générale, as Note A-2-A3 Holder, Société Générale Financial Corporation, as Note A-2-A4 Holder, and Société Générale Financial Corporation, as Note A-2-A5 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.12         Agreement Among Note Holders, dated as of November 1, 2018, by and among Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, Column Financial, Inc., as Initial Note A-3 Holder, and Column Financial, Inc., as Initial Note A-4 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of August 9, 2018, by and among Column Financial, Inc., as Initial Agent, Column Financial, Inc., as Initial Note A-1 Holder, Column Financial, Inc., as Initial Note A-2 Holder, and Column Financial, Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of December 12, 2018, by and between Société Générale, as Initial Note A-1 Holder, Société Générale, as Initial Note A-2 Holder, Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of February 7, 2019, by and between Grass River Warehouse Facility Entity One, LLC, as Initial Note A-1 Holder, and Grass River Warehouse Facility Entity One, LLC, as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on March 6, 2019 under Commission File No. 333-227081-01 and incorporated by reference herein).

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

33.22      Wells Fargo Bank, National Association, as Trustee of the Desert Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.23      Wells Fargo Bank, National Association, as Custodian of the Desert Marketplace Mortgage Loan (see Exhibit 33.4)

33.24      Park Bridge Lender Services LLC, as Operating Advisor of the Desert Marketplace Mortgage Loan (see Exhibit 33.5)

33.25      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.26      Wells Fargo Bank, National Association, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan prior to March 1, 2025

33.27      Trimont LLC, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan on and after March 1, 2025

33.28      Rialto Capital Advisors, LLC, as Special Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan

33.29      Wilmington Trust, National Association, as Trustee of the Georgetown Squared & Seattle Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30      Wells Fargo Bank, National Association, as Custodian of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 33.4)

33.31      Pentalpha Surveillance LLC, as Operating Advisor of the Georgetown Squared & Seattle Design Center Mortgage Loan

33.32      CoreLogic Solutions, LLC, as Servicing Function Participant of the Georgetown Squared & Seattle Design Center Mortgage Loan

33.33      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.34      Wells Fargo Bank, National Association, as Primary Servicer of the Continental Towers Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.35      Trimont LLC, as Primary Servicer of the Continental Towers Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.36      Rialto Capital Advisors, LLC, as Special Servicer of the Continental Towers Mortgage Loan (see Exhibit 33.28)

33.37      Wilmington Trust, National Association, as Trustee of the Continental Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.38      Wells Fargo Bank, National Association, as Custodian of the Continental Towers Mortgage Loan (see Exhibit 33.4)

33.39      Pentalpha Surveillance LLC, as Operating Advisor of the Continental Towers Mortgage Loan (see Exhibit 33.31)

33.40      CoreLogic Solutions, LLC, as Servicing Function Participant of the Continental Towers Mortgage Loan (see Exhibit 33.32)

33.41      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.1)

33.43      Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.28)

33.44      Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 33.4)

33.46      Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 33.5)

33.47      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.48      Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.26)

33.49      Trimont LLC, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.27)

33.50      Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

33.51      Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.52      Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.4)

33.53      CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 33.32)

33.54      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.55      KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

33.56      Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.57      Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.58      Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.59      Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.31)

33.60      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.61      KeyBank National Association, as Primary Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 33.55)

33.62      Situs Holdings, LLC, as Special Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 33.50)

33.63      Wells Fargo Bank, National Association, as Trustee of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.64      Wells Fargo Bank, National Association, as Custodian of the 2 North 6th Place Mortgage Loan (see Exhibit 33.4)

33.65      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.22      Wells Fargo Bank, National Association, as Trustee of the Desert Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.23      Wells Fargo Bank, National Association, as Custodian of the Desert Marketplace Mortgage Loan (see Exhibit 34.4)

34.24      Park Bridge Lender Services LLC, as Operating Advisor of the Desert Marketplace Mortgage Loan (see Exhibit 34.5)

34.25      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.26      Wells Fargo Bank, National Association, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan prior to March 1, 2025

34.27      Trimont LLC, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan on and after March 1, 2025

34.28      Rialto Capital Advisors, LLC, as Special Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan

34.29      Wilmington Trust, National Association, as Trustee of the Georgetown Squared & Seattle Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30      Wells Fargo Bank, National Association, as Custodian of the Georgetown Squared & Seattle Design Center Mortgage Loan (see Exhibit 34.4)

34.31      Pentalpha Surveillance LLC, as Operating Advisor of the Georgetown Squared & Seattle Design Center Mortgage Loan

34.32      CoreLogic Solutions, LLC, as Servicing Function Participant of the Georgetown Squared & Seattle Design Center Mortgage Loan

34.33      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.34      Wells Fargo Bank, National Association, as Primary Servicer of the Continental Towers Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.35      Trimont LLC, as Primary Servicer of the Continental Towers Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.36      Rialto Capital Advisors, LLC, as Special Servicer of the Continental Towers Mortgage Loan (see Exhibit 34.28)

34.37      Wilmington Trust, National Association, as Trustee of the Continental Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.38      Wells Fargo Bank, National Association, as Custodian of the Continental Towers Mortgage Loan (see Exhibit 34.4)

34.39      Pentalpha Surveillance LLC, as Operating Advisor of the Continental Towers Mortgage Loan (see Exhibit 34.31)

34.40      CoreLogic Solutions, LLC, as Servicing Function Participant of the Continental Towers Mortgage Loan (see Exhibit 34.32)

34.41      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.42      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.1)

34.43      Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.28)

34.44      Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 34.4)

34.46      Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 34.5)

34.47      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.48      Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.26)

34.49      Trimont LLC, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.27)

34.50      Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan

34.51      Wilmington Trust, National Association, as Trustee of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.52      Wells Fargo Bank, National Association, as Custodian of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.4)

34.53      CoreLogic Solutions, LLC, as Servicing Function Participant of the 787 Eleventh Avenue Mortgage Loan (see Exhibit 34.32)

34.54      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.55      KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan

34.56      Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.57      Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.58      Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.59      Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.31)

34.60      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.61      KeyBank National Association, as Primary Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 34.55)

34.62      Situs Holdings, LLC, as Special Servicer of the 2 North 6th Place Mortgage Loan (see Exhibit 34.50)

34.63      Wells Fargo Bank, National Association, as Trustee of the 2 North 6th Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.64      Wells Fargo Bank, National Association, as Custodian of the 2 North 6th Place Mortgage Loan (see Exhibit 34.4)

34.65      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.10      3650 REIT Loan Servicing LLC, as Special Servicer of the Desert Marketplace Mortgage Loan (see Exhibit 35.2)

35.11      Wells Fargo Bank, National Association, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan prior to March 1, 2025

35.12      Trimont LLC, as Primary Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.13      Rialto Capital Advisors, LLC, as Special Servicer of the Georgetown Squared & Seattle Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the Continental Towers Mortgage Loan prior to March 1, 2025 (see Exhibit 35.11)

35.15      Trimont LLC, as Primary Servicer of the Continental Towers Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

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

35.18      Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

35.19      Wells Fargo Bank, National Association, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.11)

35.20      Trimont LLC, as Primary Servicer of the 787 Eleventh Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.21      Situs Holdings, LLC, as Special Servicer of the 787 Eleventh Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

Credit Suisse Commercial Mortgage Securities Corp.
(Depositor)

/s/ Michael Parniawski

Michael Parniawski, Executive Director

(senior officer in charge of securitization of the depositor)

Date: March 18, 2026

/s/ Nader Attalla

Nader Attalla, Authorized Signatory

Date: March 18, 2026